Form 10QSB
period 2003-09-30
WPB FINANCIERS LTD
filed 2003-11-06
CIK 1177146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2003

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

                               WPB Financiers Ltd.
                      Comparative Financial Statements and
                       Independent Auditor's Review Report

                           September 30, 2003 and 2002

TABLE OF CONTENTS
-----------------

WPB Financiers Ltd.
Comparative Financial  Statements and
Independent Auditor's Review Report

September 30, 2003 and 2002
---------------------------

Independent Auditor's Review Report...........................................3

Comparative Financial Statements:

Balance Sheets.................................................................4

Statements of Operations.......................................................5

Statement of Stockholders' Equity..............................................6

Statements of Cash Flows.......................................................7

Notes to Financial Statements..................................................8

--------------------------------------------------------------------------------
Stan J.H. Lee, CPA
2182 Lemoine Ave                                               Tel) 760-612-1269
Suite 200                                                      Fax) 815-846-7550
Fort Lee, NJ 07024                                    e-mail) StanL@dmhdxcpa.com
--------------------------------------------------------------------------------

                       INDEPENDENT AUDITOR'S REVIEW REPORT
                       -----------------------------------

To the Board of Directors
and management of:
 WPB Financiers Ltd.
8723  Cambie Street
Vancouver BCV6P 3J9

I have reviewed the accompanying comparative balance sheets of WPB Financiers Ltd. as of September 30, 2003 and 2002, the related comparative statement of operations, statement of stockholders' equity and statement of cash flows for the period beginning June 3, 2002 (inception date) to September 30, 2002 and for the quarter ended September 30, 2003, for the period from June 3, 2002 (inception date) to December 31, 2002 and for the cumulative period from inception to September 30, 2003 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of WPB Financiers Ltd.

A review consists primarily of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order to be in conformity with generally accepted accounting principles.

/s/  Stan J.H Lee, CPA
----------------------------

Stan J.H Lee, CPA
Fort Lee, NJ
October 30, 2003

                              WPB FINANCIERS, LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                 --------------

                                                        09/30/03      09/30/02
                                                       -----------   -----------

                                    ASSETS

CURRENT ASSETS                                         $       --    $       --
                                                       -----------   -----------
    TOTAL CURRENT ASSETS                                       --            --
                                                       -----------   -----------
OTHER ASSETS         --                                        --            --
                                                       -----------   -----------
    TOTAL OTHER ASSETS-                                        --            --
                                                       -----------   -----------
TOTAL ASSETS                                           $       --    $       --
                                                       ===========   ===========

                      LIABILITIES and STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                    $       --    $       --

                                                       -----------   -----------
    TOTAL LIABILITIES                                          --            --
                                                       -----------   -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value; 20,000,000 shares
   authorized, zero shares issued and outstanding              --            --

   Common stock, $0.0001 par value; 100,000,000 shares
   authorized; 8,240,000 shares issued and outstanding        824           824

   Additional paid-in capital                                  --            --

   Accumulated deficit during development stage              (824)         (824)
                                                       -----------   -----------
       TOTAL STOCKHOLDERS' EQUITY                              --            --
                                                       -----------   -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $       --    $       --
                                                       ===========   ===========

The accompanying notes are an integral part of financial statements.


                                 WPB FINANCIERS, LTD.
                            (A DEVELOPMENT STAGE COMPANY)

                               STATEMENT OF OPERATIONS

                               06/03/02                    06/03/02      Cumulative
                             (Inception)     07/01/03     (Inception)    since 06/30/02
                             to 09/30/02    to 09/30/03   to 12/31/02    (Inception)
                             ------------   ------------  ------------   ------------

INCOME                       $        --    $        --   $        --    $        --

Operating Expenses
   Organization expense             (124)            --          (124)          (124)
   Professional fees                  --             --          (700)          (700)
                             ------------   ------------  ------------   ------------
TOTAL EXPENSES                      (124)            --          (824)          (824)

PROVISION FOR INCOME TAXES            --             --            --             --
                             ------------   ------------  ------------   ------------
NET LOSS                            (124)            --          (824)          (824)
                             ------------   ------------  ------------   ------------

NET LOSS PER SHARE           $    (.0001)   $        --   $    (.0004)   $    (.0002)
                             ============   ============  ============   ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING     1,240,000      8,240,000     2,240,000      5,615,000
                             ============   ============  ============   ============

The accompanying notes are an integral part of financial statements.

                                          5


                              WPB FINANCIERS, LTD.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                     Common Stock
                              --------------------------     Additional                     Total
                               Numbers of                     paid-in                   Stockholders'
                                 Shares         Amount        capital        Deficit        Equity
                              ------------   ------------   ------------  ------------   ------------
Issuance of 1,240,000
 shares common stock
 for services at $.0001
 per share, June 3, 2002        1,240,000    $       124    $        --   $        --    $       124

Issuance of 7,000,000
 shares common stock
 for cash at $.0001 per
 share, December 20, 2002       7,000,000            700             --            --            700

Net income (loss)                                                                (824)          (824)
                              ------------   ------------   ------------  ------------   ------------

Balance, December 31, 2002      8,240,000    $       824    $        --   $      (824)   $         0

Net income (loss)                                                                  --             --
                              ------------   ------------   ------------  ------------   ------------

Balance, September 30, 2003   $ 8,240,000    $       824    $        --   $      (824)   $        --
                              ============   ============   ============  ============   ============

The accompanying notes are an integral part of financial statements.

                                                  6


                                    WPB FINANCIERS, LTD.
                                (A DEVELOPMENT STAGE COMPANY)

                                   STATEMENT OF CASH FLOWS

                                            06/03/02     06/03/02     06/03/02    Cumulative
                                           (Inception)  (Inception)  (Inception) since 06/30/02
                                           to 09/30/02  to 09/30/03  to 12/31/02  (Inception)
                                            ----------   ----------  ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                 $    (824)   $       0   $    (824)   $    (824)

   Adjustment to reconcile net loss to
     net cash provided by operational
     activities issue of common stock
     for services                                 124           --         124          124
                                            ----------   ----------  ----------   ----------
NET CASH USED IN OPERATING EXPENSES              (700)          --        (700)        (700)
                                            ----------   ----------  ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES               --           --          --           --
                                            ----------   ----------  ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock         700           --         700          700
                                            ----------   ----------  ----------   ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES         700           --         700          700
                                            ----------   ----------  ----------   ----------

NET INCREASE (DECREASE)                     $      --    $       0   $      --    $      --
                                            ----------   ----------  ----------   ----------

CASH, BEGINNING OF PERIOD                          --           --          --           --

CASH, END OF PERIOD                         $       0    $       0   $       0    $       0
                                            ==========   ==========  ==========   ==========

The accompanying notes are an integral part of financial statements.

                                              7

                              WPB FINANCIERS, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003

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

NOTE 2 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

WPB Financiers, Ltd. (a development stage company) ("the Company") was incorporated in Delaware on June 3, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2003, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and preparation of the filing of a registration statement with the U.S. Securities and Exchange Commission on Form 10-SB.

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

                              WPB FINANCIERS, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003

Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended September 30, 2003.

E. Basic and diluted net loss per share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At September 30, 2003 there were no dilutive convertible shares, stock options or warrants.

NOTE 3 - STOCKHOLDER'S EQUITY

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

B. Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $0.0001 par value. On June 3, 2002, the Company issued 1,240,000 shares of its common stock to its founder and then sole officer and director pursuant to Rule 506 for an aggregate consideration of $128 in services.

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

NOTE 3 - STOCKHOLDER'S EQUITY

C. Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock.

Note 4 - CHANGES IN CONTROL OF STOCKHOLDERS

(On March 24, 2003, there was a change of control of WPB Financiers, Ltd. (the "Company"). The change of control occurred as a result of closing under a Stock Purchase Agreement (the "Agreement"), dated March 24, 2003, by and among the Company, Enviromat Industries Co. Ltd., a Delaware corporation, as "Buyer" and a major shareholder of the Company, as Seller. Under the terms of the Agreement, the Buyer purchased a total of 7,828,000 shares, representing 95% of the issued and outstanding Common stock of the Company, for a total purchase price of US$38,000, or approximately $0.00485 per share. .

                              WPB FINANCIERS, LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003

Enviromat Industries Co. Ltd. purchased the shares of the Company in anticipation of the subsequent completion of a share exchange transaction in which EFM Industries Inc., a Nevada wholly owned subsidiary of Enviromat Industries Co. Ltd., would become a wholly owned subsidiary of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company currently uses the offices of its president as its principal place of business at no cost to the Company.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - Inception (June 3, 2002) through September 30, 2003.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of September 30, 2003.

Plan of Operations

Subsequent to the end of the first quarter of 2003, there was a change of control of the Company which was completed as the first step in the process of acquisition of a business opportunity. Therefore, the Company's plan of operations for the fiscal year ending December 31, 2003, is to complete the business acquisition transaction with GreenTech Co. Ltd., a Taiwan corporation, and thereafter to conduct business operations through GreenTech Co. Ltd., as its wholly owned subsidiary.

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

Dated: November 7, 2003